Form 10QSB
period 2007-09-30
SPIRALFROG, INC
filed 2007-11-19
CIK 1403928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-52707

SPIRALFROG, INC.
 (Exact name of registrant as specified in its charter)

Delaware	14-1928717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 95 Morton Street
New York, New York 10014
(Address of principal executive offices, including ZIP Code)

(718) 839-0941
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company    Yes  ☐    No  ☒

As of November16, 2007, the registrant had 29,302,054 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

SpiralFrog, Inc.

SPIRALFROG, INC.
(Development Stage Enterprise)
CONDENSED BALANCE SHEET
September 30, 2007
 (Unaudited)

ASSETS

Current assets:
Cash	$	$ 2,345,644
Accounts Receivable		19,845
Prepaid expenses		298,826
Other current assets		160,977
Total current assets		2,825,292

Property and equipment, net		739,432
Deferred licenses and other fees, net		3,754,827
Deferred financing costs		787,544
Security deposits		62,500
Total assets	$	$ 8,169,595

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,017,012
Senior secured exchangeable note, net of unamortized discount of $9,000	4,946,000
Accrued minimum royalties	2,415,440
Total current liabilities	8,378,452

Long term liabilities:
Senior secured exchangeable note, net of unamortized discount of $28,000	5,972,000
Total liabilities	14,350,452
Stockholders' deficiency:
Preferred Stock, $0.01 par value;
40,000,000 shares authorized; -0- shares issued and outstanding	--
Common stock, $.001 par value; 150,000,000 shares authorized;
29,202,054 shares issued and outstanding	29,202
Additional paid-in capital	9,104,009
Deficit accumulated during the development stage	(15,278,418)
Less: treasury stock, 1,840,000 shares at cost	(35,650)
Total stockholders' deficiency	(6,180,857)
Total liabilities and stockholders' deficiency	$8,169,595

The accompanying notes are an integral part of these condensed financial statements

SPIRALFROG, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF OPERATIONS
September 30, 2007
 (Unaudited)

					For the Period
					From
					February 5,
					2004
					(Inception)
	For the Three Months Ended		For the Nine Months Ended		To
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Income	$20,403	$--	$23,505	$--	23,505
Cost of sales	13,464	--	15,511	--	15,511

Gross Profit	6,939	--	7,994	--	7,994

OPERATING EXPENSES:
Selling and marketing expenses	499,284	551,050	901,426	847,736	2,428,470
Research and development expenses	616,595	427,471	1,415,959	551,596	2,302,688
Royalty and license expenses	627,779	577,500	1,782,779	861,667	3,222,779
General and administrative expenses	1,668,578	456,806	3,472,817	863,569	7,922,124

TOTAL OPERATING EXPENSES	3,412,336	2,012,827	7,572,981	3,124,568	15,876,061

LOSS FROM OPERATIONS	(3,405,397)	(2,012,827)	(7,564,987)	(3,124,568)	(15,860,069)

Other income (expense)	12,789	(314)	31,707	(3,050)	48,649

NET LOSS	$(3,392,608)	$(2,013,141)	$(7,533,280)	$(3,127,618)	$(15,819,418)

Basic and diluted loss per common share	$(0.26)	$(0.22)	$(.76)	$(0.34)

Weighted average number of shares outstanding:
Basic and diluted	12,884,665	9,347,200	9,934,872	9,347,200

The accompanying notes are an integral part of these condensed financial statements.

SPIRALFROG, INC.
(A Development Stage Enterprise)
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY
September 30, 2007
(Unaudited)

						Deficit
						Accumulated
			Series A convertible		Additional	during the			Total
	Common Stock		Preferred Stock		Paid-in	Development	Treasury Stock		Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Shares	Amount	Deficiency

Balance, February 5, 2004 (inception)	--	$--	--	$--	$--	$--	--	$--	$--

Issuance of stock to founders at $0.01 for services, compensation and fees;
February 5 – March 31, 2004	--	--	8,650,000	86,500	11,558	--	--	--	98,058
Issuance of stock for cash at $.50; February 24, 2004	--	--	50,000	500	24,500	--	--	--	25,000
Issuance of stock for cash at $.1.00; May 12, 2004	--	--	100,000	1,000	99,000	--	--	--	100,000
Issuance of stock for cash at $.04; July 8, 2004	--	--	240,000	2,400	7,600	--	--	--	10,000
Issuance of stock for cash at $.04; September 29, 2004	--	--	24,000	240	760	--	--	--	1,000
Distributions to series A preferred stockholders	--	--	--	--	(161,277)				(161,277)
Issuance of stock at $0.01 for services, compensation and fees;
February 5- March 31, 2004	2,567,200	2,567	--	--	23,105	--	--	--	25,672
Issuance of stock to founders at $0.01 for services, compensation and fees; April 1- June 30, 2004	120,000	120	--	--	1,080	--	--	--	1,200
Contributed capital from waiver of accrued compensation (Note 6)	--	--			360,000				360,000
Net loss	--	--	--	--	--	(462,911)	--	--	(462,911)

Balance, December 31, 2004	2,687,200	2,687	9,064,000	90,640	366,326	(462,911)	--	--	(3,258)

Issuance of stock for cash at $.16; January 18, 2005	--	--	38,000	380	5,735	--	--	--	6,115
Issuance of stock for cash at $.33; February 28, 2005	--	--	30,000	300	9,700	--	--	--	10,000
Issuance of stock for cash at $.50; March 23, 2005	--	--	120,000	1,200	58,800	--	--	--	60,000
Issuance of stock for cash at $.50; April 8, 2005	--	--	70,000	700	34,300	--	--	--	35,000
Issuance of stock for cash at $.46; May 16, 2005	--	--	85,000	850	38,347	--	--	--	39,197
Issuance of stock for cash at $.93; July 19, 2005	--	--	2,133	21	1,979	--	--	--	2,000
Issuance of stock for cash at $.50; August 9, 2005	--	--	30,000	300	14,700	--	--	--	15,000
Issuance of stock for cash at $.94; October 1, 2005	--	--	1,067	11	989	--	--	--	1,000
Distributions to series A preferred stockholders					(107,543)	--	--	--	(107,543
Issuance of stock at $0.05 for services, compensation and fees; January 1- March 31, 2005	200,000	200	--	--	9,800	--	--	--	10,000
Issuance of stock at $0.05 for services, compensation and fees; April 1- June 30, 2005	6,460,000	6,460	--	--	316,540	--	--	--	323,000
Recapitalization of Mohen’s accumulated deficit at time of merger	--	--	--	--	(541,000)	541,000	--	--	--
Contributed capital from waiver of accrued compensation (Note 6)	--	--	--	--	110,500	--	--	--	110,500
Net loss	--	--	--	--	--	(1,079,925)	--	--	(1,079,925)

Balance, December 31, 2005	9,347,200	9,347	9,440,200	94,402	319,173	(1,001,836)	--	--	(578,914

Stock based compensation expense related to employee stock options	--	--	--	--	1,188	--	--	--	1,188
Stock based compensation expense related to issuance of restricted stock units	--	--	--	--	1,650	--	--	--	1,650
Contributed capital from waiver of accrued compensation (Note 6)	--	--	--	--	166,332	--	--	--	166,332
Net loss	--	--	--	--	--	(6,743,302)	--	--	(6,743,302

Balance, December 31, 2006	9,347,200	9,347	9,440,200	94,402	488,343	(7,745,138)	--	--	(7,153,046

Reacquired 690,000 shares @ $0.05 per share January 12, 2007	--	--	--	--		--	(690,000)	(34,500)	(34,500
Reacquired 1,150,000 shares @ $.001 per share, March 2,2007							(1,150,000)	(1,150)	(1,150)
Stock based compensation expense related to employee stock options	--	--	--	--	4,135	--	--	--	4,135
Stock based compensation expense related to issuance of restricted stock units	--	--	--	--	188,528	--	--	--	188,528
Conversion of Series A Preferred Stock to Common from August 14 to September 14,2007	9,440,200	9440	(9,440,200)	(94,402)	84,962	--
Conversion of Series B Preferred Stock, including redeemable warrants, to Common August 28, 2007	10,414,654	10,415			8,282,041				8,292,456
Fair value of warrants					19,000				19,000
Fair value of warrants	--	--	--	--	37,000		--	--	37,000
Net loss	--	--	--	--	--	(7,533,280)		--	(7,533,280)

Balance, September 30 , 2007	29,202,054	$29,202	-	-	$9,104,009	$(15,278,418)	(1,840,000)	$(35,650)	$(6,180,857)

The accompanying notes are an integral part of these condensed financial statements.

SPIRALFROG, INC.
 (A Development Stage Enterprise)
CONDENSED STATEMENTS OF CASH FLOWS
September 30, 2007
 (Unaudited)

			For the Period
			from
	For the Nine Months Ended		February 5, 2004
	September 30,		(Inception)
			to September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,533,280)	$(3,127,618)	$(15,819,418
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	119,913	11,032	141,413
Amortization deferred licenses	1,782,779	--	3,222,779
Amortization of deferred financing costs	233,456	--	233,456
Bad debts	--	--	35,658
Common stock issued for compensation and services	--	--	457,930
Stock based compensation expense related to employee stock options	4,135	--	5,323
Stock based compensation expense related to issuance of restricted stock units	188,528	--	190,178
Changes in operating assets:
Prepaid expenses and other current assets	(288,446)	143,080	(459,802
Accounts receivable	(19,845)		(19,845
Deferred licensing fees	(1,477,606)		(1,477,606
Security deposits	(28,478)	(34,400)	(62,500
Due to Shareholder	(30,000)	(35,658)	(65,658
Changes in operating liabilities:
Accounts payable and accrued expenses	372,514	(14,972)	1,683,842
Accrued minimum royalties	(650,000)	(2,184,560)	(3,084,560
TOTAL ADJUSTMENTS	206,950	(2,115,478)	800,608
NET CASH USED IN OPERATING ACTIVITIES	(7,326,330)	(5,243,096)	(15,018,810
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(743,385)	(133,442)	(880,845

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings – senior secured exchangeable note	10,955,000	--	10,955,000
Repurchase of common stock	(35,650)		(35,650
Deferred financing costs	(1,002,000)		(1,002,000
Proceeds from issuance of Series A preferred stock	--		304,312
Distributions to Series A stockholders	--		(268,819
Proceeds from issuance of Series B preferred stock	--	8,852,456	8,852,456
Costs associated with private placement offering		(560,000)	(560,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,917,350	8,292,456	18,245,299
NET INCREASE IN CASH	1,847,635	2,915,918	2,345,644
CASH - BEGINNING	498,009	36	--
CASH – ENDING	$2,345,644	$2,915,954	$2,345,644

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contributed capital from waiver of accrued compensation and consulting fees	$--	$--	$632,832
Minimum royalty obligations	$--	$--	$3,065,440
Conversion of Series A preferred stock into common shares	$94,402	$--	$94,402
Conversion of Series B preferred stock and warrants into common shares	$8,292,456	$--	$8,292,456
Debt discount in connection with senior secured exchangeable note	$37,000	$--	$37,000
Deferred finance fees (fair value of warrants issued to placement agent)	$19,000		$19,000

The accompanying notes are an integral part of these condensed financial statements.

(1) Organization and Basis of Preparation

Nature of Business

Mohen Inc. or Spiralfrog, Inc. (the “Company”) commenced operations as a development stage company on February 5, 2004. While the Company filed its Articles of Organization in October, 2003, operations did not commence until February 2004. Mohen, Inc. is the surviving entity from a common control merger between Mohen Entertainment Portals, LLC and Mohen Entertainment Portals, Inc., which changed its name to Mohen, Inc. The merger was consummated on May 12, 2005. The accompanying financial statements reflect the merger of the two entities for all periods presented since the president of Mohen Inc. owned 72% of the voting interest of each entity at the time of the merger. The Company is seeking to establish an advertising-funded, free and legal music download internet site. In 2004 and 2005, the Company had limited business operations, whereby the primary focus was the development of its business model. In 2006, with the hiring of its technology team, the Company accelerated its technological development activities.

On August 6, 2007, the Company amended its Certificate of Designation to reflect the Company’s name change from Mohen, Inc. to Spiralfrog, Inc.

Going Concern and Management’s Plans

The Company's principal business activity consists of the development of its in-house music technology. The Company is developing a music technology-internet based service, which will provide consumers the ability at no charge to download music files legally. This free service will allow a consumer to play the ad-supported music files only on the computer such consumer uses to download music files as well as a portable playback device. In addition, the website will be able to offer online e-tailers, advertising, media and marketing companies the ability to provide highly targeted advertising, promotional and other marketing information to consumers who may have a strong interest in such advertisers' products.

The Company’s principal activities, to date, have been in the research and development of its website technology as well as the securing of licensed content. The accompanying financial statements have been prepared in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Development Stage Enterprises.”

On September 17, 2007 the Company launched its digital music web site in North America and Canada and has entered into license agreements with UMG Recording Inc., Universal Music Canada, The Orchard Enterprises, Inc., Independent Online Distribution Alliance, Inc. (IODA),  INgrooves and other music companies. In addition on October 16, 2007 the Company entered into a licensing agreement with SONY/ATV Music Publishing for the right to use the underlying musical compositions of the songwriters and composers represented by SONY ATV.

While there can be no assurance, management believes the Company has the ability to raise adequate capital to keep the Company operational for the next twelve months. For the nine months ended September 30, 2007, the Company raised approximately $11,000,000 through the issuance of senior secured exchangeable notes.  However, no assurance can be given that such funds will be sufficient. If the Company is unable to raise additional funds, it may be forced to change or delay its contemplated marketing and business plans.

Being a development stage company, the Company is subject to all the risks inherent in the establishment of a new enterprise and the marketing and design of a new product, many of which risks are beyond the control of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is currently a development stage enterprise and the Company’s continued existence is dependent upon its ability to obtain additional debt and/or equity financing. The Company has yet to generate a positive cash flow from operations, and until commercially viable products are developed and revenue generated, the Company is totally dependent upon debt and equity funding to finance the Company’s operations. The Company does not have any patents or copyrights protecting its intellectual property.

These factors raise substantial doubt about the Company’s continued existence as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007. These condensed financial statements should be read in conjunction with the audited financial statements and related audited footnotes for the year ended December 31, 2006, included in the Company’s Registration of Securities of Small Businesses Issuers Report on Form-10SB, Amendment No. 3.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company expects that it will derive substantially all of its revenue from the sale of advertising on its website.  The Company anticipates to have four major advertising revenues streams:  Click Ad revenues will be recognized when an ad that is placed in its website is successfully ‘Clicked’ and linked to another website or area; Video revenues will be recognized when ads are played within the website; Banner revenues will be recognized when an ad is displayed in the Company’s website; and Imprint revenues will be recognized once the established number of times an ad is to be shown is displayed.  Any prepaid advertising payments received will be treated as deferred revenues.

Revenue will be recognized when it is realizable and earned, considering: the existence/proof of an arrangement; delivery has occurred or the services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured.

Net Income/Loss Per Common Share

Basic net income (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the periods presented.

Diluted net income (loss) per share reflects per share amounts that result if dilutive common stock equivalents are converted to common stock.

Common stock equivalents, consisting of convertible notes, convertible preferred stock, restricted stock, stock options and warrants were not included in the calculation of diluted loss per share as of September 30, 2007 and 2006 because their inclusion would have had been anti-dilutive. As of September 30, 2007, all outstanding convertible preferred shares were converted into common stock.

Total common stock equivalents outstanding related to convertible notes, restricted stock, stock options and warrants were 27,225,698 as of September 30, 2007.

Income Taxes

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. No liability was required to be recorded (or amount of net operating loss carry forward or amount of tax refundable is reduced) for any unrecognized tax benefits for potential future obligations to the taxing authority for tax positions as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net” in the condensed statements of operations. Penalties would be recognized as a component of “General and administrative expenses”. No penalties or interest costs were recognized during the nine months ended September 30, 2007.

The Company files income tax returns in the United States (federal) and in various state and local jurisdictions. The Company is still subject to federal, state and local income tax examinations by tax authorities for years since inception to December 31, 2006.

The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position and results of operations. At January 1, 2007 and September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $6.3 million as of September 30, 2007, primarily relating to net operating loss carryforwards of approximately $15.8 million, available to offset future taxable income through 2026.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more likely than not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance net of appropriate reserves. Should the Company continue to be profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Common Stock Purchase Warrants

The Company accounts for the issuance of common stock purchase warrants issued in connection with capital financing transactions in accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Based on the provisions of EITF Issue No. 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement).  The Company  classifies  as assets or  liabilities any contracts  that (i) require net-cash  settlement (including a requirement  to net-cash settle the contract if an event occurs and if that event is outside the control  of the  Company) or (ii) gives the counterparty  a choice of  net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assessed the classification of its derivative financial instruments as of September 30, 2007, which consist of common stock purchase warrants, and determined that such derivatives meet the criteria for equity classification under EITF 00-19

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”).

SFAS 133 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments in accordance with EITF 00-19. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of SFAS 133. SFAS 133 and EITF 00-19 also provide an exception to this rule when the host instrument is deemed to be conventional (as that term is described in the implementation guidance to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19).

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with the provisions of EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”) and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

The Company evaluated the conversion option embedded in the Exchangeable Notes and concluded no liability for an embedded conversion option was required to be recorded.

(3)  Royalty/License Agreements

The Company has entered into five (5) Royalty and License Agreements. The Company has made various payments and is obligated to make additional non-refundable recoupable prepayments. At September 30, 2007 such fees aggregated as follows:

Amount
Deferred license and other fees	$6,977,602
Less, accumulated amortization	(3,222,775)
$3,754,827

Royalty/license payments are accounted for in accordance with statement of Financial Accounting Standard ("SFAS") No. 50 "Financial Reporting for the Record and Music Industry". The Company reports such minimum guaranteed license payments as an asset and amortizes such cost to expense in accordance with the terms of the license agreements.  The costs of licensing agreements are amortized to expense on a straight-line basis over the shorter of the life of the respective agreement or the period of recoverability of the related revenue stream under such agreement.  Amortization expense for future periods is as follows:

Period	Amount
2007	$641,903
2008	2,549,905
2009	563,019
$3,754,827

The Company evaluates recoverability of such assets based on expected future revenues.  Any portion of advances that appear not to be fully recoverable from future expected revenues shall be charged to expense during the period in which the loss becomes evident.

The Company entered into an agreement with UMG Recordings, Inc. (“Universal”), effective May 20, 2006 through November 15, 2008, for certain limited, non-exclusive, non-transferable rights to Universal’s active digital catalog of music and video recordings for the United States and Canada. The agreement includes varying rights for streaming, downloading and related artwork.

In consideration of these rights, the Company paid a recoupable advance (non-refundable) to Universal for US and Canadian rights. The Company will pay Universal royalties based on a percentage of revenues in connection with its service, including advertising, net sales of products and services, access to the use of the service, banners or click-through royalties and other web site programs. However, the aforementioned royalty advances to Universal are first recoupable before any additional payments are due for the first contract year ending November 15, 2007, at which time further advances of identical amounts are required under the Universal contract.

On August 1, 2007, the Company entered into an Amendment to the agreement with UMG Recordings, Inc. (“Universal”) whereby both parties have agreed to extend the term of the agreement for two additional years through August 1, 2009.

The Company entered into a similar agreement with EMI Entertainment, Inc. for the US music and video rights effective April 1, 2006 through March 31, 2008. The Company paid a recoupable advance (non-refundable) in consideration of the rights, which are similar to the Universal Agreement.

The Company also entered into an agreement with The Orchard Enterprises, Inc., effective November 15, 2006 through December, 2008, for worldwide music and music video rights.

On August 16, 2007 the Company entered into an agreement with BMG with terms consistent with those secured with UMG. The Agreement expires December 31, 2008.

On August 21, 2007 the Company also entered into an agreement with Independent Online Distribution Alliance, Inc., which allows the Company to reproduce and distribute content solely in connection with the Service. The Agreement expires October 31, 2008.

As of September 30, 2007, the Company is obligated to make minimum license and other payments in connection with various music label and music publishing contracts totaling approximately $2,415,440.

(4) Senior Secured Exchangeable Notes

On April 19, 2007, the Company entered into a purchase agreement (the “Agreement”) to sell to interested parties, Senior Secured Exchangeable Notes up to an aggregate amount of $5,000,000, whereby such notes can be exchanged into the Company’s Class A common stock, par value $0.001.

On April 23, 2007, in connection with the Agreement, the Company issued $5.0 million Senior Secured Exchangeable Notes (the “Notes”) to an investor group which provided financing of $4.5 million, net of expenses and closing costs of $460,000. The Note bears interest at 12% per annum, with interest payable monthly, commencing October 1, 2007. The entire principal amount is due on April 19, 2008. The Note is exchangeable into 5,813,953 common shares at the Exchange Price of $0.86, subject to certain adjustments. The shares can only be exchanged once a registration is filed by the Company to register such underlying common shares. These funds were received by the Company in April, 2007.

On August 7, 2007, the Company amended and restated its April 19, 2007 Agreement to authorize the Company to sell to interested parties, an additional $6,000,000 of senior exchangeable secured notes (in aggregate, $11,000,000). On such date, the Company issued to an investor, $5,000,000 of senior secured exchangeable notes that bears interest at 12% per annum, payable monthly commencing October 1, 2007, maturing August 7, 2012, and is also exchangeable into 5,813,953 shares of common stock, at a rate of $0.86 per share. The terms and conditions are similar to the April 23, 2007 notes. These funds were received by the Company in August 2007. In connection with the Agreement, the Company issued to the placement agent 550,000 warrants to purchase common stock at an exercise price of $0.86 per share, with a term of five years. The fair value of the warrants (based on the Black-Sholes Model) was estimated to be approximately $19,000. Such amount was recorded as deferred financing fees and will be amortized to expense over the life of the related debt obligation. Closing costs associated with such notes were $462,000.

All of these senior secured exchangeable notes are collateralized by 3,734,847 shares of Series A Convertible Preferred Stock and 2,930,000 shares of common stock owned by certain of the Company’s shareholders and directors. In addition, the Company executed a security agreement in favor of the investors granting them a first priority security interest in all of the Company’s goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property.  The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate the Company’s business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy the Company’s obligations under these agreements.

Between August 14 and September 14, 2007, the Company issued to various investors an additional $1,000,000 of exchange notes maturing on September 14, 2012, under identical terms of the aforementioned. Closing costs associated with such notes were $80,000.

The Amended and Restated agreement of August 7, 2007 also provides for the issuance of up to 6,000,000 warrants to purchase common stock with an exercise price of $1.00 per share, exchangeable on a one-for-one basis into 6,000,000 shares of common stock. The fair value of the warrants (based on the Black-Sholes Model) was estimated to be approximately $37,000. Such amount was recorded as a debt discount and will be amortized to expense over the life of the related debt obligation.

In connection with the above notes, the Company entered into a registration rights agreement requiring a registration statement to be filed with the Securities and Exchange Commission registering the common stock issuable upon exchange of the senior secured exchangeable notes.  The Company is required to file a registration statement within 45 days after the senior secured exchangeable notes become exchangeable, if ever. The notes become exchangeable after the Company’s outstanding common stock has been registered with the Securities and Exchange Commission. The Company is obligated to use the its best efforts to cause the registration statement to be declared effective no later than 90 days after such registration statement is filed and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured exchangeable debentures have been sold or (ii) such shares may be sold without restriction pursuant to Rule 144(k).  In the event of a default of the Company’s obligations under the registration rights agreement, the Company is required to pay to the investors, as liquidated damages, (i) a cash amount equal to 1.5% of the aggregate purchase of the senior secured convertible notes, and (ii) for each 30 day period that the registration statement has not been filed or declared effective, as the case may be, a cash amount equal to 2% of the aggregate purchase of the senior secured convertible notes.

(5) Equity Transactions

Treasury Stock

During March 2007, the Company reacquired 1,840,000 shares of common stock from its former Chief Executive Officer, as a result of violations of his non-compete agreement with the Company.

Common Stock - par value $0.001

During the quarter ended March 31, 2004, the Company issued 2,567,200 shares of common stock, valued at $0.01 per share, to its founders for compensation and services rendered.

During the quarter ended June 30, 2004, the Company issued 120,000 shares of common stock, valued at $0.01 (representative of the fair value of such services) per share, to a consultant for services rendered.

During the quarter ended March 31, 2005, the Company issued 200,000 shares of common stock, valued at $0.05 (representative of the fair value of such services) per share, to a consultant for services rendered.

During the quarter ended June 30, 2005, the Company issued 6,460,000 shares of common stock, valued at $0.05 per share ($323,000 representative of the fair value of such services), to employees, board members and consultants for compensation and services rendered.

During the year ended December 31, 2006, the Company issued 387,000 common stock options to employees.

During the year ended December 31, 2006, the Company issued 270,000 restricted stock units to employees and consultants.

During the quarter ended March 31, 2007, the Company issued 5,580,000 shares of restricted stock units to employees and consultants.

During the quarter ended March 31, 2007, the Company issued 340,000 common stock options to employees.

During the quarter ended June 30, 2007, the Company issued 970,000 shares of restricted stock units to various employees pursuant to employee agreements.

During the quarter ended June 30, 2007, the Company issued 250,000 common stock options to employees.

From August 14, 2007 through September 14, 2007, the holders of the Series A Convertible Preferred Stock converted, in the aggregate, 9,440,200 shares of Series A Preferred Stock, on a one for one basis, into 9,440,200 shares of the Company’s Common Stock.

On August 28, 2007, the holders of the Series B Redeemable Convertible Preferred Stock converted 10,414,654 shares of Series B Preferred Stock, on a one for one basis, into 10,414,654 shares of the Company’s Common Stock.

During September 30, 2007 the Company granted 100,000 restricted stock units to one employee.

Convertible Preferred Stock - Series A - Par Value $0.01

In February, 2004, the Board of Directors authorized the issuance of up to 12,000,000 shares of  Series A Convertible Preferred Stock at a conversion rate of one share of common stock for each share of Series A Convertible Preferred Stock. The Company issued 8,650,000 shares to its founders upon the formation of the Company. The Series A Preferred Stock provides certain rights to its holders which include dividends (if declared), optional conversion rights, anti-dilution protection and voting rights. The Series A Preferred Stock is not redeemable.

During 2004, the Company issued 414,000 shares of Series A Convertible Preferred stock for prices ranging between $.04 and $1.00 per share, or $136,000.

During 2004, the Company distributed (pre-incorporation distributions) $161,277 to preferred Series A shareholders.

During 2005, the Company issued 376,200 shares of preferred stock for prices ranging between $.16 and $.94 per share, or $76,115.

During 2005, the Company distributed (pre-incorporation distributions) $107,543 to preferred Series A shareholders.

                Redeemable Convertible Preferred Stock - Series B - par value $0.01

On April 19, 2006, the Board of Directors authorized the issuance of up to 24,000,000 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”), which may be converted into common stock at a rate of one share of common stock for each share of Series B Preferred Stock. In April 2006, the Company issued 10,414,654 shares of Series B Preferred Stock for $0.85 per share, or $8,852,456, through a private placement offering. The Redeemable Preferred Stock was recorded at its fair value ($7,901,456) at the date of issuance, net of transaction fees. In connection with the private placement, the Company paid $560,000 in transaction fees and also issued a warrant to purchase 460,000 shares of Series B Preferred Stock, which may be converted into common stock at the same conversion rate of one-for-one, to the financial advisers who brokered the transaction. The warrant expires in June, 2011 and has an exercise price of $0.85.

The warrants were recorded as a liability in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, at its fair value of $391,000. This amount represents a fixed value (the difference between the redemption value and the proceeds to be received from the exercise of the warrants) as defined in accordance with the terms of the Series B Redeemable Convertible Preferred Stock agreement, for which the Company, (until August 28, 2007), was subject to certain redemption provisions related to these securities, as further discussed below. The offset was recorded (as stock issuance costs) as a reduction to the proceeds of the Series B Redeemable Convertible Preferred Stock in accordance with EITF Topic D-98.

The Series B shares are automatically converted into shares of common stock upon the earlier of (i) the completion of a public offering raising gross proceeds of at least $20 million or an offering price greater than 200% of the applicable conversion price, (ii) common stock becoming Publicly listed, as defined below, or (iii) written consent of two-thirds (2/3rd) of Series B holders. In addition, the Series B carries preferential liquidation rights ahead of common shares, at a specified conversion price, subject to certain adjustments.  Holders of Series B shares are also entitled to liquidated damages of 2% of the liquidating preference, for each share outstanding, for the months of August through September 2007, if by July 31, 2007, common shares are (i) not registered under Regulation 12 (b) or (g) of the Securities and Exchange Act of 1934 or (ii) the Company is not listed on the AIM Branch of the London Exchange (“Publicly Listed”). The liquidated damages continue to accrue each month for August through September 30, 2007.  After such date the Series B holders are entitled to mandatory redemption at two (2) times the liquidation price, as specified. The Series B shares carry certain anti-dilution provisions and are only entitled to dividends if common shareholders receive dividends.

In accordance with EITF-D-98, “Classification and Measurement of Redeemable Securities”, the Company has classified the Series B Preferred Stock outside of permanent equity since the securities contained contingent redemption features that are not solely within the control of the Company.  The securities are carried at their face value (representing fair value) since the contingency has not been met and it is not probable.  If the redemption were considered likely to occur, the carrying value would be adjusted to its liquidation value.

On August 28, 2007, the registration statement filed by the Company for its common stock to become Publicly Listed, became effective, at which time all of the Series B Redeemable Convertible Preferred Stock was converted to common stock and the value of the warrants were reclassified to additional paid-in capital since the cash redemption feature was no longer available to the holders of such securities.

Authorized Shares

On August 6, 2007, the Company amended its Certification of Incorporation to increase its authorized stock to 150,000,000 shares of common stock, $.001 par value and 40,000,000 shares of preferred stock, $.01 par value per share.

(6) Share Based Arrangements- Stock Award Plan

At September 30, 2007, the Company has a Stock Award Plan (the “Plan”) which provides for the issuance of common stock options and restricted stock units for certain employees, directors and outside consultants as further described below.

The Plan, approved by the board of directors and amended in January, 2007, permits the grant of options and restricted stock up to a maximum of 7,449,308 shares. As of September 30, 2007, there were 24,308 options and restricted shares available for future awards. The options and restricted shares vest annually, based on employee anniversary, over four (4) years and three (3) years, respectively, for those granted through December 31, 2006 and vest quarterly for those granted after January 1, 2007. As of September 30, 2007, there were approximately $ 21,142 and $ 552,332 of total unrecognized compensation costs related to non-vested options and restricted stock, respectively to be expensed ratably over the period January, 2007 through June, 2010. No options have been exercised under the Plan.

A summary of the activity of the Stock Award Plan is as follows:

				Weighted
		Weighted	Aggregate	Average
	Shares	Average	Intrinsic	Remaining
	Underlying	Exercise	Value	Contractual Life
	Awards	Price	$(000)	(In Years)

Awards outstanding, December 31, 2006	657,000	$0.11	-	-

Options granted	590,000	$0.11	-	10

Restricted stock units granted	6,650,000	$0.11	-	-

Forfeitures of options and restricted stock units	(472,000)	$0.11
			-	-

Awards outstanding, September 30, 2007	7,425,000	$0.11	-	10

Awards vested at September 30, 2007	1,877,222	$0.11	-	-

Options exercisable at September 30, 2007	148,333	$0.11	-	10

Options unvested at September 30, 2007	526,667	$0.11	-	-

Restricted stock units exercisable at
September 30, 2007	1,728,889	$0.11	-	-

A summary of the status of the Company’s unvested share-based payment awards (restricted stock awards) as of September 30, 2007 and changes in the nine months then ended is as follows:

		Weighted
		Average Grant
	Awards	Date Fair Value

Shares underlying awards unvested at January 1, 2007	255,000	$0.11

Shares underlying restricted stock units granted	6,650,000	0.11

Forfeitures of restricted stock units	(155,000)	0.11

Shares underlying restricted stock units vested	(1,728,889)	0.11

Shares underlying awards unvested at September 30, 2007	5,021,111	$0.11

At September 30, 2007, the total fair value of share-based awards vested was $190,178.

The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the award. Total stock-based compensation expense included in the statements of operations was $192,663 and $-0- for the period ended September 30, 2007 and 2006, respectively.

The fair value of the stock options granted is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including expected life (using the plain vanilla method) and stock price volatility. The following weighted-average assumptions were used:

Nine Months Ended September 30, 2007
Dividend Yield	0%
Expected life (years)	7.0
Risk-free interest rate	4.7%
Volatility	52%

The weighted average grant date fair value of options granted in 2007 calculated using the Black-Scholes pricing model was $0.04 per option.

The following table summarizes warrant activity for the nine months ended September 30, 2007:

	Number of Warrants	Exercise Price	Weighted Average Remaining Contractual Life (in years)
Balance outstanding, December 31, 2006	460,000	$0.85	4
Warrants issued (a)	6,550,000	$0.86- $1.00	5
Warrants exercised	--	-	-
Warrants expired	--	-	-
Warrants cancelled	--	-	-
Balance outstanding, September 30, 2007	7,010,000	$0.85- $1.00	4-5
Warrants exercisable, September 30, 2007	460,000	$0.85	4

(a) In accordance with the warrant agreement these warrants are exercisable upon the registration of the related underlying shares of common stock.

(7) Commitments and Contingencies

The Company is obligated under seven (7) employment contracts with officers and employees aggregating approximately $1,000,000 with terms ranging from one to three years. The Company also issued stock options and restricted stock units to these individuals covered by their contracts.

The Company rents office space on a month to month basis for $21,500. Rent expense for the nine months ended September 30, 2007 and 2006 was approximately $ 193,500 and $100,000, respectively.

Under the terms of employment agreements the Company has had with its Chairman and Chief Executive Officer and with its Corporate Secretary, during the period from February 5, 2004 (inception) to December 31, 2004 and a portion of 2005 and 2006, the Company did not pay these officers a salary, as a result of the lack of available resources. The Company recorded compensation expense and a capital contribution of $360,000, $110,500 and $166,332 for the period from February 5, 2004 (inception) to December 31, 2004 and the years ended December 31, 2005 and 2006, respectively. These amounts are equal to the salaries that would have been paid during that period, representing an imputed compensation expense for the minimum base salary amount under the agreement with them, as if the Company had paid their salaries.

The Company filed Form 10-SB with the Securities and Exchange Commission on June 29, 2007, and an amendment to this filing on August 1, 2007. The effective date of this filing occurred August 28, 2007 (the “required listing date”).  Therefore, in accordance with the Series B preferred certificate of designation, the Company determined in May, 2007, that they were required to pay the Series B shareholders liquidated damages of 2% per month for each share outstanding for each month the Company was not publicly listed, as defined therein. As a result, the Company recorded a charge (in accordance with the accounting requirements of EITF 00-19-2) for such damages of $208,000, which was paid in August, 2007.

(8) Legal Matters

In the normal course of business, the Company may be involved in various legal proceedings which are incidental to its operations. Management is not aware of any ongoing proceedings that would have a material adverse effect on the Company’s financial statements.

(9) Related Party Transactions

The Company paid insurance commissions amounting to approximately $21,750 for the year ended December 31, 2006 to an insurance broker who is related to the Company’s Chairman of the Board.

(10) Subsequent Events

On October 16, 2007, Spiral Frog, Inc., and Sony/ATV Music  Publishing, entered into a Digital Music and Video License Agreement that grants SpiralFrog the right to use the underlying musical compositions of the songwriters and composers represented by SONY ATV.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the federal securities laws. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “likely”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “continue” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, the statements relating to: our financial condition; results of operations; download activity; the impact of recently acquired catalogs on overall download rates; the relationship of low download rates with our return on investment; business strategy; future operating performance; industry growth trends; the evolution of music and video distribution; industry seasonality; management focus and objectives; business prospects; the purchase and license of music and video recordings by us; the processing of music and video recordings by us; our distribution of video content; our ability to process video recordings; the early stage nature of digital video distribution; our internal music and video processing capabilities; the digital rights and master recordings acquisition terms we seek from content owners; payment of royalties by our capitalization and amortization policies; the impact of recent accounting pronouncements; increases in future revenue; our expectations for achieving profitability in the near-term or long-term; our expectations for increases in operations, general and administrative expenses; our expectations for achieving cost synergies; the non-recurring nature of severance expense; our cash investment policy and market rate risk; and that our cash and cash equivalents will be adequate for the foreseeable future. You should not place undue reliance on these forward-looking statements ,which are based on our current views and assumptions. In evaluating these statements, you should specifically consider various factors, including the risks outlined under “Risk Factors ”in this Quarterly Report on Form 10-Q. Many of these factors are beyond our control. Our forward-looking statements represent estimates and assumption only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-QSB.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes of SpiralFrog, Inc. included in our Registration of Securities of Small Business Issuers Report on Form 10-SB, Amendment Number 3, for the year ended December 31, 2006 with the audited financial statements and related notes of SpiralFrog, Inc.

Background

We were formed in February 5, 2004 as Mohen Entertainment Portals, LLC, which then merged with and into Mohen, Inc. on May 12, 2005. On August 6, 2007, we changed our name to SpiralFrog, Inc. We are a development stage company seeking to establish an advertising-funded, free and legal music download internet site specifically targeted to the age 13-34 market. Substantially all revenue will be produced from advertising appearing on our website.  We initiated a beta test of our website in Canada in April 2007 and went live in Canada in May 2007. We launched our website in the United States on September 17, 2007. We intend to attract advertisers who desire to place targeted advertisements on our website. During 2006, we licensed sound records from Universal Music Group for use on our website and in 2007 we secured the licensing rights from Universal Music Canada, The Orchard Enterprises, Inc., Independent Online Distribution Alliance, Inc. (IODA), INgrooves and other music companies. In addition on October 16, 2007 the Company entered into a licensing agreement with SONY/ATV Music Publishing for the right to use the underlying musical compositions of the songwriters and composers represented by SONY ATV. We are continuing our efforts to seek additional licensing rights from other record labels and music publishers to broaden our offering.

Plan of Operations

Over the next 12 months, we plan to aggressively expand our catalogue of music and videos available for download to our users.  In addition, we hope to attract a significantly large number of unique users and advertisers wanting to provide targeted marketing to our users.

•	Sign additional independent music labels to add one million or more audio music tracks to our content inventory
•	Expand United States sales force by adding at least five sales people.
•	Sign additional United States publishing agreements.
•	Sign second major record label.
•	Hire creative site director
•	Sign additional United States music publishing agreements
•	Conduct a private placement to raise up to $25 million.
•	Sign third major music label and increase inventory to three million audio tracks.
•	Achieve at least three million unique monthly users.
•
Execute marketing campaign in the United States aimed at 13-34 year olds, through one or more of the following approaches: hire gorilla marketing firms for unconventional promotions; consumer targeted press releases; advertising on some of the youth community sites; or hiring “bloggers” to attract attention to us on the internet.

•	Increase marketing programs

•	Sign fourth major music label.
•	Hire vice president of business development to provide joint marketing agreements and strategic alliances.
•	Pre-launch in the United Kingdom.
•	Provide mobile integration with website.
•	Add advertising sponsorships sections to website.

Liquidity and Capital Resources

For the nine months ended September 30, 2007, net cash provided by financing activities was $9,917,350, which was primarily attributable to proceeds of approximately $10,955,000 (less financing costs) received from the issuance of Senior Secured Exchangeable notes. For the nine months ended September 30, 2006, net cash provided from financing activities was $8,292,456 as a result of the Company’s issuance of its Series B Redeemable Convertible Preferred Stock

Results of operations for the nine months ended September 30, 2007 and 2006

Research and Development costs increased by $864,330 to $1,415,959 over the same period in 2006 primarily due to higher personnel costs associated with the continued maintenance and development of our website and development of our hardware and software technology. Royalty and License Expense increased to $1,782,779 which is indicative of the level of content the Company has secured from licensing deals with UMG Recording Inc., Universal Music Canada, The Orchard Enterprises, Inc., Independent Online Distribution Alliance, Inc. (IODA), POLLSTAR, INgrooves and other music companies. In addition on October 16, 2007 the Company entered into a licensing agreement with SONY/ATV Music Publishing which will be accounted for in the fourth quarter on 2007.

General and Administrative Expenses increased $1,747,581 from $1,725,236 to $3,472,817 for the nine months ended September 30, 2007 due to increased administrative staff and related overhead expenses as we build our infrastructure.

We expect to incur significant capital expenditures during the next 12 months, which is contingent upon raising additional capital.  These anticipated expenditures are for music license acquisitions, website maintenance and development, overhead and working capital purposes. We have limited funding to conduct our operations.  There can be no assurance that adequate financing will be available in amounts or on terms acceptable to us, if at all.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

In April 2006, to obtain funding for our ongoing operations, we entered into a securities purchase agreement with accredited investors pursuant to which the investors purchased 10,414,654 shares of Series B Convertible Preferred Stock at a price per share of $0.85, for gross proceeds of approximately $8,852,456, less $951,000 in transaction fees (cash and warrants).  On August 28, 2007, our Series B Convertible Preferred Stock was automatically converted into shares of our common stock, upon the automatic effectiveness of our Form 10-SB Registration Statement, as our securities are now registered under Section 12(g) of the Securities Exchange Act of 1934.  The 10,414,654 shares of Series B Convertible Preferred Stock were converted into shares of our common stock on a one for one basis.

During March and April 2007, we entered into securities purchase agreements with  accredited investors for the sale of an aggregate of $5,000,000 in senior secured exchangeable notes, of which we received net proceeds of approximately $4,500,000 after expenses and closing costs.  On August 7, 2007, we entered into an amended and restated securities purchase agreement, pursuant to which we sold an additional $6,000,000 in senior secured exchangeable notes and issued 6,000,000 warrants.

The senior secured exchangeable note bears interest at 12% per annum, payable monthly commencing October 1, 2007, maturing August 7, 2012, and is exchangeable into common stock, at the investor’s option, at a rate of $0.86 per share, subject to adjustment, as defined in the agreement.

The senior secured exchangeable notes are collateralized by 3,734,847 shares of Series A Convertible Preferred Stock and 2,930,000 shares of common stock of certain of our shareholders and directors. In addition, we executed a security agreement in favor of the investors granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property.  The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements other than lease commitments for our corporate office.

Critical Accounting Policies

Income Taxes

We account for our income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. We believe it is more likely than not that we will not realize the benefits of these deductible differences in the near future and, therefore, a valuation allowance has been recorded to offset such future tax benefits.

Revenue Recognition

We expect that we will derive substantially all of our revenue from the sale of advertising on our website.  We anticipate to have four major advertising revenues streams:  Click Ad revenues will be recognized when an ad that is placed in our website is successfully ‘Clicked’ and linked to another website or area; Video revenues will be recognized when ads are played within the website; Banner revenues will be recognized when an ad is displayed in our website; and Imprint revenues will be recognized once the established number of times an ad is to be shown is displayed.  Any prepaid advertising payments received will be treated as deferred revenues.

Revenue shall not be recognized until it is realizable and earned, considering: the existence/proof of an arrangement; delivery has occurred or the services have been rendered; the price is fixed or determinable; and collection is reasonably assured.

Research and Development

In accordance with SFAS No. 2, "Accounting for Research and Development Costs," all research and development costs are expensed when they are incurred. Research and development expenses consist primarily of research and development activities associated with the development of our technology.  Since inception through September 30, 2007, we have expended $2,302,688 for research and development activities.

Software Development

We expense all costs incurred in the preliminary project stage for software developed for internal use and capitalize all external direct costs of materials and services consumed in developing or obtaining internal-use computer software in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” In addition, for employees who are directly associated with and who devote time to internal-use computer software projects, to the extent of the time spent directly on the project, we capitalize payroll and payroll-related costs of such employees incurred once the development has reached the applications development stage.  All costs incurred for upgrades, maintenance and enhancements that do not result in additional functionality are expensed. To date, we did not capitalize any software development costs as such technology has not reached any definitive stage of functionality. These costs once capitalized will be amortized to expense over the estimated life of the software technology.  We will periodically perform reviews of the recoverability of capitalized software costs.

Web Site Development Costs

We adopted Emerging Issues Task Force Abstract (“EITF”) Issue number 00-2, “Accounting for Web Site Development Costs.” EITF 00-2 provides guidance on the accounting for the costs of development of company web sites, dividing the web site development costs into five stages: (1) the planning stage, during which the business and/or project plan is formulated and functionalities, necessary hardware and technology are determined, (2) the web site application and infrastructure development stage, which involves acquiring or developing hardware and software to operate the web site, (3) the graphics development stage, during which the initial graphics and layout of each page are designed and coded, (4) the content development stage, during which the information to be presented on the web site, which may be either textual or graphical in nature, is developed, and (5) the operating stage, during which training, administration, maintenance and other costs to operate the existing web site are incurred. The costs incurred in the web site application and infrastructure stage, the graphics development stage and the content development stage are capitalized; all other costs are expensed as incurred. To date, we did not capitalize any web site development costs.  Such costs once capitalized will amortized to expense over the estimated life of the website technology.  We will periodically perform reviews of the recoverability of capitalized web site costs.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share Based Payment," using the modified prospective transition method. There was no effect to the accompanying financial statements pursuant to the adoption of SFAS No. 123R. SFAS No. 123R is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS No. 123(R) addresses all forms of share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123(R), stock-based awards result in a cost that will be measured at fair value on the award's grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations.

Prior to January 1, 2006, we accounted for employee stock transactions in accordance with Accounting Principle Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees." We had adopted the pro forma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

Prior to our adoption of SFAS No. 123(R), SFAS No. 123 required that we provide pro-forma information regarding net earnings and net earnings per share as if our stock-based awards had been determined in accordance with the fair value method prescribed therein. We previously adopted the disclosure portion of SFAS No. 148 "Accounting for Stock-based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro-forma disclosures. The pro-forma charge for compensation cost related to stock-based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

There were no stock options granted to employees during the year ended 2005.

The cost of stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the fair value of the stock-based award, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" ("FAS 155"). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We have not yet completed our evaluation of the impact of adopting SFAS 155 on our results of operations or financial position, but do not expect the adoption to have a material impact.

In March 2006, the FASB issued SFAS 156 - "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 156"). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. We have not yet completed our evaluation of the impact of adopting SFAS 156 on our results of operations or financial position, but do not expect that the adoption of SFAS 156 will have a material impact.

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" (the "Interpretation"). The Interpretation establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The Interpretation is effective for fiscal years beginning after December 31, 2006, and is to be applied to all open tax years as of the date of effectiveness. We are in the process of evaluating the impact of the adoption of this Interpretation. We do not expect this Interpretation to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, "Fair Value Measurements" (“SFAS 157”). This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of this statement and do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new guidance is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of this statement and do not expect the adoption of this pronouncement to have a material impact on our financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued SAB No. 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The adoption of this pronouncement is not expected to have an impact on our financial position, results of operation or cash flows.

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements.

FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The adoption of this pronouncement is not expected to have a material impact on our financial position, results of operations or cash flows. However, we were required to pay the holders of our Series B Convertible Preferred Stock liquidated damages of 2% per month for each share outstanding for each month after July 31, 2007 and through September 30, 2007 that we are not publicly listed.

Item 3.	CONTROLS AND PROCEDURES

Evaluation and Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures,” as such term is defined in Rules 13a-15e promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act”), as of this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as to the end of the period covered by this report to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

However, during the September quarter of 2007, the company was not able to complete its month-end close process on a timely basis. This resulted in delays in the preparation of the monthly financial reports and certain adjustments to these reports. The second condition identified, is in our inability to ensure that the accounting for our complex debt and equity-based transactions is accurate and complete. These conditions are considered significant deficiencies.

As a development stage company seeking to expand its business, we recognize the need to enhance our systems, policies and procedures.  We also recognize the need to retain highly skilled financial management to assist us in accounting for complex financing transactions.  During the current quarter of 2007, we have taken measures to implement reporting controls to allow for more timely reporting and we have hired an interim CFO on a consulting basis, with extensive financial accounting experience, to assist us in accurately reporting complex financing transactions when they occur.

Based on these additional efforts and additional time spent by the new interim CFO in connection with the review, management believes the financial statements are accurate in their presentation of the financial results for the quarter ended September 30, 2007.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred  during the quarter ended September 30, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. The Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at that reasonable assurance level.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company may be involved in various legal proceedings which are incidental to its operations. Management is not aware of any ongoing proceedings that would have a material adverse effect on the Company’s financial statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2007, we issued 10,414,654 shares of our common stock to investors upon the automatic conversion of all issued and outstanding shares of series B preferred stock.

During August and September 2007, we issued 9,440,200 shares of our common stock to investors upon the conversion of all issued and outstanding shares of series A preferred stock.

In connection with the Amended and Restated agreement of August 7, 2007, 6,000,000 warrants to purchase common stock with an exercise price of $1.00 per share, exchangeable on a one-for-one basis into 6,000,000 shares of common stock were issued to holder of Senior Secured Exchangeable notes. An additional 550,000 warrants were issued to the placement agent with an exercise price of $0.86 per share, in connection with the aforementioned.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Description
3.1
Certificate of Incorporation and amendments, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

3.2	By-Laws, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

3.3
Certificate of Designation of Series A preferred stock, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

3.4
Certificate of Designation of Series B preferred stock and amendments, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

3.5
Certificate of Amendment to the Certificate of Incorporation, filed as an exhibit to the amended Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on August 20, 2007 and incorporated herein by reference.

4.1
Form of Securities Purchase Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

4.2
Form of Senior Secured Exchangeable Note, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

4.3
Form of Registration Rights Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

4.4	Form of Security Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

4.5	Form of Guaranty, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

4.6
Form of Amended and Restated Securities Purchase Agreement, filed as an exhibit to the amended Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on August 20, 2007 and incorporated herein by reference.

4.7
Form of Senior Secured Exchangeable Note, filed as an exhibit to the amended Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on August 20, 2007 and incorporated herein by reference.

4.8	Form of Warrant, filed as an exhibit to the amended Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on August 20, 2007 and incorporated herein by reference.

4.9
Form of Pledge Agreement, filed as an exhibit to the amended Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on August 20, 2007 and incorporated herein by reference.

4.10
Amendment No. 1 to Security Agreement, filed as an exhibit to the amended Registration Statement on Form 10SB/A filed with the Securities and Exchange Commission on August 20, 2007 and incorporated herein by reference.

10.1
Employment Agreement between the Company and Mel Schrieberg, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

10.2
Employment Agreement between the Company and Vesa Suomalainen, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

10.3
Employment Agreement between the Company and Orville Hagler, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

10.4
Consulting Agreement between the Company and Joe Mohen, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

10.5	Agreement for the Inclusion of Universal Sound Recordings and Universal Videos in Online, On-Demand Ad-Supported Services between the Company and UMG Recordings, Inc.

10.6	EMI Music Publishing Agreement, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

10.7
Employment Agreement between the Company and George Hayes, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on June 29, 2007 and incorporated herein by reference.

10.8
Amendment No. 1 to Agreement for the Inclusion of Universal Sound Recordings and Universal Videos in Online, On-Demand Ad-Supported Services between the Company and UMG Recordings, Inc., filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on August 31, 2007 and incorporated herein by reference.

10.9
Digital Music and Video License Agreement between the Company and Universal Music Publishing Group dated May 16, 2007, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on August 31, 2007 and incorporated herein by reference.

10.10	Digital Music and Video License Agreement between the Company and BMG Music Publishing division of Universal Music Publishing Group dated August 6, 2007.

10.11
Digital Music and Video Distribution Agreement between the Company and Independent Online Distribution Alliance, Inc. dated August 16, 2007, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on August 31, 2007 and incorporated herein by reference.

10.12
Digital Music and Video License Agreement between the Company and The Orchard Enterprises, Inc. dated November 15, 2006, filed as an exhibit to the Registration Statement on Form 10SB filed with the Securities and Exchange Commission on August 31, 2007 and incorporated herein by reference.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRALFROG, INC.

November __, 2007	By:	/s/ Mel Schrieberg
Mel Schrieberg
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)